Form 10-K405
period 2001-12-31
ADVANTA EQUIPMENT LEASING RECEIVABLES SERIES 2000-1 LLC
filed 2002-03-29
CIK 1112505

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                       PURSUANT TO SECTIONS 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                        Commission file number 333-93915

                               ADVANTA BANK CORP.
                                  on behalf of
                Advanta Equipment Receivables Series 2000-1 LLC
                              (Issuer of the Notes)
              Exact Name of Registrant as Specified in Its Charter

                      Nevada                                    88-0454146
 (State or other jurisdiction of incorporation or           (I.R.S. Employer
                  organization)                              Identification No.)

    639 Isbell Road, Suite 390-1, Reno, Nevada                    89509
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:           (775) 823-3080

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X ___ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405): Not Applicable

                                TABLE OF CONTENTS

                                                                                                                     Page

PART I............................................................................................................    3
         Item 1.      Business....................................................................................    3
         Item 2.      Properties..................................................................................    3
         Item 3.      Legal Proceedings...........................................................................    3
         Item 4.      Submission of Matters to a Vote of Security Holders.........................................    4

PART II...........................................................................................................    4
         Item 5.      Market For Registrant's Common Equity and Related Stockholder Matters.......................    4
         Item 6.      Selected Financial Data.....................................................................    4
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                      Operations..................................................................................    4
         Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..................................    4
         Item 8.      Financial Statements and Supplementary Data.................................................    4
         Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure..................................................................................    4

PART III..........................................................................................................    4
         Item 10.     Directors and Executive Officers of the Registrant..........................................    4
         Item 11.     Executive Compensation......................................................................    4
         Item 12.     Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters..................................................    4

         Item 13.     Certain Relationships and Related Transactions..............................................    5
         Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................    5

SIGNATURES........................................................................................................    6

PART I

ITEM 1.  BUSINESS.

         Advanta Equipment Receivables Series 2000-1 LLC (the "Issuer") issued a series of asset-backed notes, entitled Equipment Receivables Asset-Backed Notes, Series 2000-1 ("Series 2000-1"), pursuant to the Indenture, dated as of March 1, 2000 between the Issuer and Bankers Trust Company, as trustee. The Issuer entered into a Transfer and Servicing Agreement, dated as of March 1, 2000 (the "Transfer and Servicing Agreement") with Advanta Bank Corp. ("ABC"), as transferor and as servicer. Pursuant to the Transfer and Servicing Agreement, the Issuer acquired ABC's right, title and interest in the pledged assets (as described in a prospectus supplement, dated as of March 17, 2000 (the "Prospectus Supplement"), and a base prospectus, dated as of March 13, 2000 (together with the Prospectus Supplement, the "Prospectus"). The Issuer is operated under the terms of a Limited Liability Company Operating Agreement, dated as of March 29, 2000, the sole member of which is ABC.

         Series 2000-1 consists of six publicly offered and registered classes identified as the $181,285,000 6.840% Class A-1 Asset Backed Notes (the "Class A-1 Notes"), the $63,269,000 7.255% Class A-2 Asset Backed Notes (the "Class A-2 Notes"), the $84,623,000 7.405% Class A-3 Asset Backed Notes (the "Class A-3 Notes" and, together with the Class A-1 Notes and the Class A-2 Notes, the "Class A Notes"), the $28,215,000 7.560% Class B Asset Backed Notes (the "Class B Notes"), the $18,810,000 7.685% Class C Asset Backed Notes (the "Class C Notes") and the $9,405,000 8.015% Class D Asset Backed Notes (the "Class D Notes"). The Class A Notes, the Class B Notes, the Class C Notes and the Class D Notes (the "Notes") were publicly offered, as described in the Prospectus, pursuant to an Underwriting Agreement (the "Underwriting Agreement"), dated as of March 17, 2000, among the Issuer, ABC and Prudential Securities Incorporated, as representative of the underwriters. The Issuer has also issued the $23,512,000 10.250% Class E Notes which were not publicly offered or registered.

         The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") with respect to other issuers which are substantially similar to the Issuer. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

ITEM 2.  PROPERTIES.

         The Issuer's assets consist primarily of a pool of small ticket lease contracts and loan agreements and related pledged assets originated or acquired by ABC.

ITEM 3.  LEGAL PROCEEDINGS.

         The Registrant is not aware of any material pending litigation involving the Issuer, the Indenture Trustee or ABC with respect to the Notes or the property or activities of the Issuer. ABC is a party to various legal proceedings resulting from the ordinary business activities relating to its current and discontinued operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No vote or consent of holders of any Notes was solicited for any purpose during the year ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Each class of Notes is represented by a single Note of such class registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC").

ITEM 6.  SELECTED FINANCIAL DATA.

         Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Not Applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION.

         Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         (a) Each class of Notes is represented by a single Note registered in the name of Cede & Co., the nominee of DTC, and an investor holding a beneficial interest in a Note is not entitled to receive a note representing such interest except in certain limited circumstances.

Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Notes for their own accounts or for the accounts of their customers. The name and address of Cede & Co. is:

                                   Cede & Co.
                        c/o The Depository Trust Company
                                 55 Water Street
                            New York, New York 10041

         (b) Not Applicable.

         (c) Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There have not been, and there are not currently proposed, any transaction or series of transactions to which the Issuer or ABC is a party with any holder of a Note who owns of record or beneficially more than five percent of the Notes.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)   1.   Financial Statements:                Not Applicable.

               2.   Financial Statement Schedules:       Not Applicable.

         (b) The following reports on Form 8-K were filed by the Registrant during fiscal year 2001, including "Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits":

                                 Date of Report
                                 --------------
                                 January 10, 2001
                                 February 12, 2001
                                 March 12, 2001
                                 April 11, 2001
                                 May 10, 2001
                                 June 12, 2001
                                 July 11, 2001
                                 August 10, 2001
                                 September 12,2001
                                 October 10, 2001
                                 November 12, 2001
                                 December 12, 2001

         (c) Not Applicable.

         (d) Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ADVANTA BANK CORP.,
                                    As Servicer and Sole Member of Advanta
                                    Equipment Receivables Series 2000-1 LLC

                                    By:      /s/ Michael Coco
                                             ---------------------------
                                    Name:    Michael Coco

                                    Title:   Vice President, Structured Finance
                                             and Securitization

                                    Dated:   March 26, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    /s/ Francis B. Jacobs, II
                                    ------------------------------------
                                    Francis B. Jacobs, II
                                    Manager
                                    Dated:  March 26, 2002


                                    /s/ Janice C. George
                                    ------------------------------------
                                    Janice C. George
                                    Manager
                                    Dated:  March 26, 2002


                                    /s/ Michael Coco
                                    ------------------------------------
                                    Michael Coco
                                    Manager (Principal Financial Officer and
                                    Principal Accounting Officer)
                                    Dated:  March 26, 2002


                                    /s/ Mark Shapiro
                                    ------------------------------------
                                    Mark Shapiro
                                    Manager (Principal Executive Officer)
                                    Dated:  March 26, 2002